Form 10-K/A
period 2001-12-31
COUNTRYWIDE HOME LOAN TRUST HOME LOAN BAC NO SER 2001-HLV1
filed 2002-12-18
CIK 1137631

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 2002 on behalf of Countrywide Home Loan Trust Home Equity Loan Asset-Backed Certs., Series 2001-HLV1 established pursuant to the Indenture among Countrywide Home Loan Trust as Issuer and Wells Fargo Bank Minnesota, N.A. as Indenture Trustee pursuant to which Countrywide Home Loan Trust, Home Equity Loan Asset-Backed Certs., Series 2001-HLV1 registered under the Securities Act of 1933
  (the "Certificates")were issued.


  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) Litton Loan Servicing, as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) Litton Loan Servicing, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On October 18, 2001, November 14, 2001, and December 18, 2001 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Countrywide Home Loan Trust
    Home Equity Loan Asset-Backed Certs.
    Series 2001-HLV1
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Indenture Trustee

  By:   Christine A. Tincher, as Vice President

  By: /s/  Christine A. Tincher

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Christine A. Tincher, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Countrywide Home Loan Trust Home Equity Loan Asset-Backed Certs. Series 2001-HLV1.


2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports;



      Date: December 16, 2002

      Christine A. Tincher
      [Signature]

      Vice President
      [Title]






  Exhibit Index

  Exhibit No.

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


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) Litton Loan Servicing, as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) Litton Loan Servicing, as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

Deloitte
&Touche (LOGO)

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas 77002-4196

Tel: (713) 982-2000
Fax: (713) 982-2001
www.us.deloitte.com

INDEPENDENT AUDITORS' REPORT

To the Partners of
Litton Loan Servicing LP:

We have examined management's assertion about Litton Loan Servicing LP's
(the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

January 18, 2002

Deloitte
Touche
Tohmatsu


EX 99.2 (a)

LITTON LOAN SERVICING LP
An affiliate of C-Bass. (LOGO)

4828 Loop Central Drive, Suite 600
Houston, Texas 77081
Telephone 713 960 9676
Fax 713 966-8830

January 18, 2002


As of December 31, 2001, Litton Loan Servicing LP has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.


Larry B. Litton Sr., President & CEO

Janice McClure, Senior Vice President


EX 99.3 (a)

LITTON LOAN SERVICING LP
An affiliate of C-BASS (LOGO)

4828 Loop Central Drive
Houston, Texas 77081
Telephone 713/960-9676
Fax 713/960-0539
March 30, 2002

Kathy Mouring
Corporate Trust Services - Countrywide Home Loan Trust 2001-HLV1
Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland 21045

Subject:        Countrywide Home Loan Trust 2001-HLV1

To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP (successor in interest to Litton Loan Servicing, Inc.) certifies that a review of the servicing activity for the year ended December 31, 2001 has been completed and that there were no defaults or exceptions to the requirements of the subject agreement between the above-listed parties. Litton Loan Servicing LP hereby certifies that:

1. All ad valorem taxes have been paid when due and without penalty to the Trust.

2. All assessments and ground rents of whatsoever kind or nature have been paid so as to prevent their taking priority to the purchase money lien or lien to which the trust is entitled.

3. All casualty insurance has been paid without lapse in coverage and in an amount sufficient to prevent the application of a co-insurance clause.

4. In compliance with the terms of the agreement, flood insurance as required by the National Flood Insurance Act of 1994, P.L. 103-325-511, if any, has been maintained without lapse.

5. Errors and Omissions Insurance is in force in amounts sufficient to meet the requirements of Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and the terms of the subject agreement.

6. Litton Loan servicing LP has timely filed the required IRS informational returns including the forms 1098, 1099(A), and those required by code sections 6050(h)(j)(p) for the year ended December 31, 2001.

7. Litton Loan Servicing LP has not committed any act or omitted to act in any manner that would cause the trust to lose the REMIC tax treatment or be taxed on prohibited transaction.

8. All other terms and requirements of the Servicing Agreement between the above parties have been complied with except as noted on the attachment to this letter, if any.

Sincerely,
Litton Loan Servicing LP

Janice McClure
Senior Vice President