Form 10-K
COUNTRYWIDE HOME LOAN TRUST HOME LOAN BAC NO SER 2001-HLV1
filed 2003-04-15
CIK 1137631

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-40145-11


        Countrywide Home Loan Trust
        Home Equity Loan Asset-Backed Certs.
        Series 2001-HLV1 Trust

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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class A-4                         4
             Class A-5                         1
             Class B-1                         3
             Class B-2                         2
             Class M-1                        11
             Class M-2                         5

             Total:                           26


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


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Litton Loan Servicing, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Litton Loan Servicing, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Litton Loan Servicing, as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On October 24, 2002, November 20, 2002, December 19, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed Herewith.





                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Countrywide Home Loan Trust
    Home Equity Loan Asset-Backed Certs.
    Series 2001-HLTV1 Trust
    (Registrant)



  Signed:   Bear Stearns Asset Backed Securities Inc., as Depositor

  By:   Jeffrey Mayer, President

  By: /s/ Jeffrey Mayer

  Dated: April 14, 2003

  Sarbanes-Oxley Certification


I, Jeffrey Mayer, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Countrywide Home Loan Trust Home Equity Loan Asset-Backed Certs. Series 2001-HLTV1 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Litton Loan Servicing, as Servicer and Wells Fargo Bank Minnesota, N.A. as Indenture Trustee.


      Date: April 14, 2003


      Jeffrey Mayer
      Signature


      President
      Title





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





EX-99.1 (a)

Deloitte
&Touche      (logo)

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texax 77002-4196

Tel: (713) 982-2000
Fax: (713) 982-2001
www.deloitte.com




INDEPENDENT AUDITORS' REPORT

To the Partners of Litton Loan Servicing LP:



We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

January 10, 2003

Deloitte
Touche
Tohmatsu


EX-99.2 (a)

LS      (logo)
Litton Loan Servicing LP
An affiliate of C-Bass

4828 Loop Central Drive, Suite 600
Houston, Texas 77081
Telephone 713 960 9676
      Fax 713 966-8630


January 10, 2003



As of December 31, 2002, Litton Loan Servicing LP (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.

In January 2003, the Company identified certain custodial accounts that had not been reconciled timely during the year ended December 31, 2002. Upon notification of this issue, management immediately began an effort to bring these custodial accounts current. The Company has currently reconciled all custodial accounts, and has implemented controls to ensure the timely and accurate reconciliation of custodial accounts.

/s/ Larry B. Litton, Sr
Larry B. Litton, Sr;, President & CEO


/s/ Janice McClure
Janice McClure, Senior Vice President


EX-99.3 (a)

LS         (logo)
LITTON LOAN SERVICING LP
An affiliate of C-BASS

4828 Loop Central Drive
Houston, Texas 77081

Telephone (713) 960-9676
      Fax (713) 960-0539

April 14, 2003

Asset Backed Securities Group
Bear Stearns Asset Backed Securities, Inc,
245 Park Avenue
New York, NY 10167

RE: CW2001-HLV1, Home Loan Trust, Series 2001-HLV1

To Whom It May Concern:


The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Sale and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2002.

    Sincerely,

    /s/ Janice McClure
    Janice McClure
    Senior Vice President




  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   A-1                           218,056.91        22,123,865.23                0.00                      0.00
   A-2                           916,795.03        28,149,000.00                0.00                      0.00
   A-3                           251,810.91         4,768,000.00                0.00                      0.00
   A-4                           773,337.91        10,823,983.63                0.00                988,016.37
   A-5                           448,157.16                 0.00                0.00              6,227,000.00
   B-1                         1,494,279.72                 0.00                0.00             15,922,000.00
   B-2                           511,830.00                 0.00                0.00              5,687,000.00
   M-1                         1,744,390.68                 0.00                0.00             22,746,000.00
   M-2                         1,259,907.84                 0.00                0.00             15,922,000.00
   OC                          3,215,588.03                 0.00                0.00             17,059,278.75